Form 10KSB/A
period 1994-12-31
TIANRONG BUILDING MATERIAL HOLDINGS LTD
filed 1997-07-31
CIK 878945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

(Mark One)
[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 [Fee Required]

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______ [No Fee Required]

Commission File Number 0-19664

    TIANRONG BUILDING MATERIAL HOLDINGS, LTD. (F/K/A COMCENTRAL CORPORATION)
                 (Name of small business issuer in its charter)

           Utah                                           59-2729321
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)

                82-66 Austin Street, Kew Gardens, New York 11415
                    (Address of principal executive offices)

                                  718-445-7736
                 (Issuers telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

  Common Stock ($0.02 par value)                     None
           (Title of class)        (Name of each exchange on which registered


          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes No X

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

         The issuer's total revenues for the year ended December 31, 1994 were $4,625,765.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 1995, was.$1,225,000

         The number of shares outstanding of the issuer's common stock as of December 31, 1994 was 4,377,887.

     The undersigned registrant hereby amends the following item and financial statements of its 1994 annual report of Form 10-KSB for the fiscal year ended December 31, 1994.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion sets forth the results of operations of the Company. The results of operations reflect periods during which the Company directly provided operator services and periods during which the Company acted as an agent for other companies that provide operator services.

     The Company closed the National Communications transaction after waiving the requirement of settling the Anderson litigation described in Item 3, Legal Proceedings. The Company cannot estimate what impact this uncertainty may have on its future operations, if any. Among the risks the Company operates under is that the Southnet portion of the National Communications transaction could be reversed by the courts. Were such an event to occur, the Company still believes it could foreclose against Southnet for all assets acquired due to amounts owned by Southnet to the Company. In addition, the Company may potentially be liable for unspecified amounts arising from an unsuccessful attempt to register shares using Form S-8 in November, 1993. Again, no estimate can be made of what impact this uncertainty may have on the financial condition and future operations of the Company.

     One of the Company's main businesses, long distance operator services, is under regulatory review, which, in 1995, eliminated the Company's ability to stay in the operator services business, and may eliminate the Company's ability to stay in the telecommunications business. Management is unsure what the ultimate outcome of such a regulatory review may be, and cannot give any assurance that its operations will not be materially affected. However, the Company is striving to restructure itself and find new avenues of business operations. See "Outlook" for a detailed discussion of the Company's plans.

Results of Operations

Fiscal Years 1994 and 1993 Comparison

     Below is an analysis of results of operations for 1993 and 1994. The Company does not believe this is necessarily indicative of future operations, due to restructuring and disposition of assets which occurred in 1995.

     It is, in the management's opinion, premature to assess the impact of these changes. The trend to restructure towards the "information superhighway" is expected to be successful for may companies, but no assurance exists that the Company will be successful in its transition.

     Revenues during 1994 totaled $4,625,765, an increase of approximately 30% from the $3,440,889 of revenues generated in 1993. The increase was primarily the result of businesses purchased as part of the National Communications acquisition. See "BUSINESS OF THE COMPANY - General." During 1993, the Company entered into a new line of the business, issuing telephone calling cards, known as Travel Line. The Company entered into several contracts related to Travel Line, but did not realize any significant revenue from this activity in 1993 or 1994. Travel Line did not realize its potential in 1994 due to lack of financing.

     Gross profits were $1,351,056 in 1994, an increase of 47% from the $918,787 reported in 1993. This increase is also primarily a result of increased sales.

     General and administration costs increased to $2,338,757 in 1994, a 27% increase over the $1,838,183 of general and administrative expenses recorded in 1993. This increase is due primarily to expenses associated with the acquisition of Southnet's operator service center and sales and administration office, including the attendant increase in personnel costs. This increase also partially resulted from additional legal expenses from the various lawsuits arising from termination of customer relationships and costs resulting from the acquisition of certain assets of National Communications.

     In 1994, the Company reported a loss from operations of $987,701, an increase of 7% from a loss of $919,396 in 1993. The Company had incurred losses in both years due, in part, to significant legal bills, related party fees and additional personnel hired as part of the consolidation of the Companies.

     The Company reported a loss of $146,833 arising from transactions with related parties compared to $926,848 written off in the previous years. The Company realized a loss of $123,750 from the sale of investment securities in 1994, compared to a gain of $57,089 in 1993.

     The Company also reported a loss of $110,000 in 1993 arising out of the settlement of a lawsuit with a former customer. The Company wrote down $1,000,000 of assets in 1994 as part of a planned disposition and wrote off $435,950 of expenses incurred as part of a planned offering of the Company's stock that was never declared effective.

     The Company's interest expense increased to $268,389 for 1994 as compared to $216,853 for 1993. The increased interest expense reflects the increased rates due to the defaults of certain obligations.

     On a consolidated basis, the Company reported a net loss in 1994 of $2,953,878, compared to a net loss of $2,116,008 for 1993, before preferred dividend requirements.

     No negative tax provisions were necessary, as the Company is in a net operating loss carry-forward position.

Liquidity and Capital Resources

     Operating activities provided positive cash flow of $129,549 in 1994, compared to a negative flow of $322,469 in 1993, chiefly due to increased sales and improved gross margin from 27% to 29%. Investing activities, primarily the sale of surplus assets, generated a positive cash flow of $87,901 in 1994, compared to a negative flow of $767,858 in 1993. Cash was required for financing activities in the amount of $242,253 for repayment of debt in 1994, compared to a $982,992 in-flow of capital in 1993.

     The Company has financed its growth and cash needs through factoring its accounts receivables, entering into capital leases in order to finance the acquisition of equipment, and through the issuance of its debt and equity securities. Net cash provided by operations was $129,549 for the twelve months ended December 31, 1994. Although appearing positive, this reflected the non-payment of trade creditors due to the strains of other defaulted obligations which resulted in the loss of business and service capacity for the Company. Net cash provided by investing activities during that same period was $87,901 which reflects the proceeds that the Company has received from selling assets. The Company used $242,253 to pay creditors who held judgements against the Company. See "BUSINESS OF THE COMPANY - Financing".

     The Company's working capital deficits at December 31, 1994 and December 31, 1993 were ($3,751,891) and ($2,114,677) respectively.

     The Company does not have a line of credit with a bank, but rather factors its receivables with OAN, Inc. and ZPDI, Inc. The terms of the factoring agreements permit the Company to sell its accounts receivable for an initial payment equal to 72% of the Company's eligible accounts receivable. The Company receives the balance of the Company's accounts receivables as they are collected, less servicing fees and interest charges on funds advanced to the Company at an effective rate of approximately 20%.

Outlook

     The Company's financial condition continues to be extremely weak and its ability to remain as a viable entity remains in doubt. Several creditors hold judgments against the company. In addition, as discussed in Item 7, the Company will be unable to raise capital through a public offering of its securities unless it can obtain reissued auditor's reports for the two years ended December 31, 1993 and 1992. Furthermore, issues regarding the Company and the Securities and Exchange Commission (See Item 3) may also impair future efforts to raise capital. The consequences of these matters will be to further inhibit future merger candidates from considering joining the Company, as well as a lack of investment capital for potentially profitable projects and the inability to generate sufficient cash to satisfy the judgments against the Company.

         The Company's plans to resolve its financial difficulties as follows:

         1. To significantly reduce operating expenses and terminate unprofitable activities, the Company, in 1995, disposed of its subsidiary ComCentral, Inc. This will save time and resources which the Company is now devoting to more promising activities, and will remove approximately $1,500,000 of liabilities from the Company's books;

         2. The Company is endeavoring to generate sufficient cash flow to cover operating expenses and meet its obligations as well as to generate revenues for expansion as set forth below:

                  a. The Company has changed its marketing approach to using agents which are less costly, since agents are paid strictly on the basis of gross profits generated. It has expanded its product offering, increasing the revenue and profit potential of each sale. The Company has also expanded to a national scope in its product offering, whereas in the past it was regional in nature.

                  b. The Company will attempt to sell and barter its media credits to obtain items for resale. The Company believes that it can settle up to $700,000 of its obligations in this manner.

                  c.       The  Company   will   continue   attempts  to  settle
                           obligations by issuance of its Common Stock.

         3. The Company will pursue additional merger opportunities in and out of the telecommunications business. Because of the financial condition of the Company, it is more likely that any acquisitions will be start-up ventures, which are more risky than established ventures.

         4. The Company intends to pursue real estate operations to produce increased cash flow from the collection of rents. Additionally, the Company plans to become engaged in the acquisition and development of real estate for sale as well as for capital appreciation, including increasing occupancy of available rentable space. Real estate holdings are also available for sale at prices which will provide a reasonable return to the Company. Indications are that the commercial real estate market is continuing to improve and that there is a good demand for commercial rental space.

         There can be no assurances that the Company will succeed with these plans, however, if it were able to successfully resolve its remaining creditor problems, the Company believes it may be more successful in closing profitable mergers.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28TH day of June 1997.

                                        TIANRONG BUILDING MATERIAL HOLDINGS, LTD


                                                 /s/ James Tilton
                                                 James Tilton, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                     Title                                 Date


/s/ James Tilton           President and Director                 June 28, 1997
--------------------
James Tilton


/s/ Jane Zheng                   Director                          June 28, 1997
Jane Zheng

                        COMCENTRAL CORP. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                   FORM 10KSB

                                DECEMBER 31, 1994

                            (Amended April 22, 1997)

                                 SMITH & COMPANY

                          CERTIFIED PUBLIC ACCOUNTANTS

Members of:
American Institute of                              10 West 100 South, Suite #700
Certified Public Accountants                       Salt Lake City, Utah  84101
Utah Association of                                Telephone:   (801) 575-8297
Certified Public Accountants                       Facsimile:   (801) 575-8306

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ComCentral Corp. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of ComCentral Corp. and subsidiaries as of December 31, 1994, and the related consolidated statements of loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ComCentral Corp. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $3,751,891 at December 31, 1994, liabilities of $3,879,872 and a retained deficit of $10,610,250. The Company has suffered recurring losses from operations which have been discontinued and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 12. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                                       /s/ Smith & Company
                                               CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
April 28, 1995
(except for Note 15, as to which the date is May 17, 1995)

                        COMCENTRAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                    December 31,
                                                                         1994

Current assets
  Cash and cash equivalents (Note 1) ...........................      $    6,361
  Accounts receivable, net of allowance
   for doubtful accounts
    of $20,970 (Notes 1 and 3) .................................         121,620
        Total current assets ...................................         127,981

Property and equipment (Notes 1 and 3)
  Furniture and equipment ......................................       1,788,093
  Equipment under capital lease ................................       1,081,311
                                                                       2,869,404
  Less:  Accumulated depreciation ..............................       2,384,858
        Net  property and equipment ............................         484,546

Other assets
  Deposits (Note 3) ............................................          69,153
  Inventory (Notes 1 and 3) ....................................         351,500
  Media credits, net of discount of $5,565,606
   (Note 3 and 11) .............................................       3,009,394
  Investment in customer accounts, net of accumulated
    amortization of $225,082 (Notes 1 and 3) ...................         294,918
  Other intangible assets, net of accumulated
   amortization of $11,521 (Notes 1 and 3) .....................          17,445
  Goodwill, net of accumulated amortization
   of $594,778 (Notes 1 and 3) .................................         650,969
                                                                      ----------
        Total other assets .....................................       4,393,379

Total Assets $ .................................................       5,005,906
                                                                      ==========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                        COMCENTRAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,
                                                                        1994

Current liabilities
  Current portion of long-term debt
    Related party (Note 7) ...................................     $    159,268
    Other (Note 3) ...........................................        1,571,270
  Accounts payable and accrued expenses ......................        2,149,334
          Total current liabilities ..........................        3,879,872

Commitments and contingencies (Note 9)

Minority interest ............................................           40,000

Stockholders' equity
  Convertible cumulative preferred stock:
    Series A; 10% cumulative annual dividend, $1.00
     par value; authorized 250,000 shares; issued
     and outstanding 250,000 shares ..........................          250,000
    Series B; redeemable, 10% cumulative annual
     dividend, liquidation preference of $12.50 per
     share, $1.00 par value; authorized 180,000 shares;
     issued and outstanding 32,500 shares ....................           32,500
  Common stock; no par value; authorized 20,000,000
    shares, issued and outstanding 29,186 shares(1) ..........       11,413,784
  Accumulated deficit ........................................      (10,610,250)
                                                                   ------------
        Total stockholders' equity ...........................        1,086,034

Total Liabilities and Stockholders' Equity ...................     $  5,005,906
                                                                   ============

(1) All references to common stock have been adjusted to reflect the 25 for 1 reverse stock split approved on October 17, 1994, and subsequent reverse stock splits as outlined in Note 15.

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                        COMCENTRAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                                                            For the Year
                                                          Ended December 31,
                                                        1994              1993
                                                     --------------   ----------
                                                                     (unaudited)

Sales ............................................   $ 4,625,765    $ 3,440,889

Cost of sales ....................................     3,274,709      2,522,102
                                                     -----------    -----------

Gross profit .....................................     1,351,056        918,787
                                                     -----------    -----------

General and administrative expenses
   Management fees to International
      Petroleum (Note 7) .........................       141,043        453,235
   Other general and administrative expenses .....     2,197,714      1,384,948
                                                     -----------    -----------
       Total general and administrative expenses .     2,338,757      1,838,183
                                                     -----------    -----------

Loss from operations .............................      (987,701)      (919,396)
                                                     -----------    -----------

Other income (expense)
   Realized gain (loss) on investments ...........      (123,750)        57,089
   Interest expense:
      Related parties (Note 7) ...................       (15,383)        (8,412)
      Others .....................................      (253,006)      (208,441)
   Aborted stock offering (Note 13) ..............      (435,950)         - 0 -
   Bad debts-related parties (Note 7) ............      (146,833)      (926,848)
   Valuation adjustment of assets (Note 13) ......      (998,900)         - 0 -
   Settlement of litigation ......................         7,645       (110,000)
                                                     -----------    -----------
      Total other income (expense) ...............    (1,966,177)    (1,196,612)
                                                     -----------    -----------

Net loss .........................................    (2,953,878)    (2,116,008)

Preferred dividend requirements (Note 8) .........      (122,473)      (139,366)
                                                     -----------    -----------

Net loss applicable to common stock ..............   $(3,076,351)   $(2,255,374)
                                                     ===========    ===========

Net loss per common share ........................   $   (363.89)    $ (1020.53)
                                                     ===========    ===========

Weighted average number of common share
   equivalents outstanding used for computing
   primary earnings per share ....................         8,454          2,210
                                                     ===========    ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                  COMCENTRAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                 Preferred Stock Issued                  Common Stock Issued
                                                                 Shares       Par Value                 Shares          Amount
                                                                 -----------   -----------           -----------    -------------

Balance, December 31, 1992
 (unaudited) .......................................       $    351,000        $    351,000               1,383        $  5,779,528
Net proceeds from sale
 of common stock ...................................               --                  --                   133             862,985
  assets from National .............................               --                  --                   201           1,510,552
       Stock .......................................               --                  --                  --              (583,405)
       Cash ........................................               --                  --                  --              (922,965)
       Cash ........................................               --                  --                  --               199,500
 on behalf of ComCentral ...........................               --                  --                  --               100,000
 International Petroleum ...........................               --                  --                  --               120,000
Shares issued for future services ..................               --                  --                 1,960          14,700,000
 of intercompany debt to Teltronics ................               --                  --                   161           1,203,640
Capital Distribution to Teltronics .................               --                  --                  --              (352,562)
  treasury stock acquisition(1) ....................                267           2,000,000
Unrealized gain on securities(2) ...................               --                  --                  --                  --
Compensation earned ................................               --                  --                  --                  --
       Net loss ....................................               --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------
Balance, December 31, 1993
 (unaudited) .......................................            351,000             351,000               4,105          24,617,273
Media credits acquired for
 the issuance of common stock ......................               --                  --                15,786           2,009,394
       court order (Note 9) ........................               --                  --                11,000                --
  in shares of Teltronics stock ....................               --                  --                  --              (122,000)
 to common and payment of
    related dividends (Note 8) .....................            (68,500)            (68,500)                457             240,200
Unrealized loss on securities(2) ...................               --                  --                  --                  --
 from ATC (Note 7) .................................               --                  --                  --               876,500
Contracts acquired .................................               --                  --                  --                  --
Compensation earned ................................               --                  --                  --                  --
  deferred compensation ............................               --                  --                (1,894)        (14,207,583)
 in contemplation of treasury
 stock acquisition(1) ..............................               --                  --                  (267)         (2,000,000)
       Net loss ....................................               --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------
Balance, December 31, 1994 .........................            282,500        $    282,500              29,187        $ 11,413,784
                                                           ============        ============        ============        ============


                                                                Common
                                               Unrealized    Stock Issued                      Total
                                                 Gain on      for Future    Accumulated     Stockholders'
                                              Securities      Services         Deficit        Equity
                                             ------------    -----------   ----------------- ----------

Balance, December 31, 1992
 (unaudited) .........................   $       --      $       --        $ (5,368,664) $    761,864

Net proceeds from sale
 of common stock .....................           --              --              --           862,985
Acquisition of net
  assets from National ...............           --              --              --         1,510,552
Capital distribution to Nat'l:
       Stock .........................           --              --              --          (583,405)
       Cash ..........................           --              --              --          (922,965)
Capital contributions from Nat'l:
       Cash ..........................           --              --              --           199,500
Stock issued by National
 on behalf of ComCentral .............           --              --              --           100,000
Capital contribution from
 International Petroleum .............           --              --              --           120,000
Shares issued for future services ....           --       (14,700,000)           --              --
Shares issued in satisfaction
 of intercompany debt to Teltronics ..           --              --              --         1,203,640
Capital Distribution to Teltronics ...           --              --              --          (352,562)
Shares issued in contemplation of
  treasury stock acquisition(1) ......           --              --        (2,000,000)           --
Unrealized gain on securities(2) .....        281,250            --              --           281,250
Compensation earned ..................           --            59,000            --            59,000
       Net loss ......................           --              --        (2,116,008)     (2,116,008)
                                           ------------    ------------    ------------    ------------
Balance, December 31, 1993
 (unaudited) .........................        281,250     (14,641,000)     (9,484,672)      1,123,851

Media credits acquired for
 the issuance of common stock ........           --              --              --         2,009,394
Issuance of shares pursuant to
       court order (Note 9) ..........           --              --
Capital distribution to National
  in shares of Teltronics stock ......           --              --              --          (122,000)
Conversion of preferred stock
 to common and payment of
    related dividends (Note 8) .......           --              --          (171,700)           --
Unrealized loss on securities(2) .....       (281,250)           --              --          (281,250)
Capital contributed
 from ATC (Note 7) ...................           --              --              --           876,500
Contracts acquired ...................           --           120,000            --           120,000
Compensation earned ..................           --           313,417            --           313,417
Rescission of shares for
  deferred compensation ..............           --        14,207,583            --              --
Rescission of shares issued
 in contemplation of treasury
 stock acquisition(1) ................           --              --         2,000,000            --
       Net loss ......................           --              --        (2,953,878)     (2,953,878)
                                          ------------    ------------    ------------    ------------

Balance, December 31, 1994 ...........    $     - 0 -     $    - 0 -    $(10,610,250)   $  1,086,034
                                          ============    ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COMCENTRAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                                                                          For the Year
                                                                                        Ended December 31,
                                                                                       1994              1993
                                                                                  -------------    ------------
                                                                                                    (unaudited)
Cash flows from operating activities:
  Net loss .............................................................   $      (2,953,878) $     (2,116,008)
                                                                                 ----------          ----------
  Adjustments to reconcile net loss to net cash used for
    operating activities:
     Depreciation and amortization .....................................            465,085             417,349
     Stock issued for services .........................................            313,417              93,000
     Effect of National pooling ........................................              - 0 -             356,979
     Aborted stock offering ............................................            202,528               - 0 -
     Decline in value of stock of Teltronics ...........................            123,750              - 0 -
     Equipment valuation adjustment ....................................          1,080,000             104,500
     Realized gain on sale of marketable equity securities .............              - 0 -             (57,089)
     Decrease in accounts receivable ...................................            230,373              55,532
     Increase in accounts payable and accrued
       expenses ........................................................            364,176             923,533
     Increase (decrease) in prepaid fees ...............................            157,265            (100,265)
     Bad debts from related parties ....................................            146,833               - 0 -
                                                                                  ----------          ----------
            Total adjustments ..........................................          3,083,427           1,793,539
                                                                                  ----------          ----------

Net cash provided by (used for) operating activities ...................            129,549            (322,469)
                                                                                  ----------          ----------

Cash flows from investing activities:
  Cash refunded for deposits ...........................................             17,494              29,366
  Proceeds from the sale of assets .....................................             81,100               - 0 -
  Proceeds from sale of marketable equity securities ...................              - 0 -             321,152
  Purchase of equipment ................................................            (10,693)           (210,762)
  Cash acquired in exchange of common stock for assets .................              - 0 -              15,251
  Cash paid to National in acquisition of assets .......................              - 0 -            (922,865)
                                                                                  ----------          ----------
Net cash provided by (used in) investing activities ....................             87,901            (767,858)
                                                                                  ----------          ----------


           The accompanying notes to consolidated financial statements are an integral part of these statements.


                        COMCENTRAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Continued)




                                                                                          For the Year
                                                                                         Ended December 31,
                                                                                       1994           1993
                                                                                -------------       -----------
                                                                                                   (unaudited)
Cash flows from financing activities:
  Proceeds from issuance of common stock ................................   $       - 0 -            $ 922,865
  Proceeds from long-term debt ..........................................           - 0 -              351,319
  Principal payments on long-term debt ..................................        (242,253)             (30,397)
  Proceeds from related party debt ......................................         185,000                - 0 -
  Principal payments on related party debt ..............................        (185,000)               - 0 -
  Advances from Teltronics ..............................................           - 0 -              272,000
  Payments to Teltronics ................................................           - 0 -             (331,893)
  Deferred charges in connection with uncompleted
    securities offering .................................................           - 0 -             (233,422)
  Capital distribution to National ......................................           - 0 -              (59,980)
  Capital contribution from National ....................................           - 0 -               92,500
                                                                                 ---------            ---------

Net cash provided by (used for) financing activities ....................        (242,253)             982,992
                                                                                ---------            ---------

Net decrease in cash and cash equivalents ...............................        (24,803)            (107,335)

Cash and cash equivalents, beginning of year ............................         31,164              138,499
                                                                               ---------            ---------

Cash and cash equivalents, end of year ..................................     $   6,361            $  31,164
                                                                               =========            =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COMCENTRAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Continued)
                                                                                            For the Year
                                                                                         Ended December 31,
                                                                                         1994         1993
                                                                                    -------------  ---------
                                                                                                  (unaudited)
Supplemental disclosure of noncash investing and
  financing activities:
  Purchase of assets from National in exchange for
    common stock:
     Historical cost ...........................................................     $   - 0 -   $   569,808
     Capital distribution ......................................................       122,000     3,436,442
  Stock issued, cash remitted directly to National .............................         - 0 -       862,985
  Capital contribution from National ...........................................         - 0 -       207,000
  Capital contribution from International Petroleum ............................         - 0 -       120,000
  Purchase of equipment under capital lease ....................................        43,000        - 0 -
  Conversion of preferred shares to common .....................................        - 0 -         - 0 -
  Common shares issued for future services .....................................        - 0 -     14,700,000
  Payment of preferred dividends
    with common stock ..........................................................       171,700        - 0 -
  Debt obligation issued by ComCentral for
    conversion of ComCentral Corp. stock
    warrants and $80,000 subsidiary Preferred Stock
    (minority interest) ........................................................       185,000        - 0 -
  Assets acquired by issuance of common stock ..................................     2,009,394        - 0 -
  Contracts acquired, paid by releasing previously
    escrowed common stock ......................................................       120,000        - 0 -
  Earned salary and consulting services paid
    by releasing previously escrowed common stock ..............................       313,417        - 0 -
  Settlement of amount due to Teltronics by issuance of 602,000
    shares of common stock .....................................................         - 0 -       851,438
  Assets acquired in settlement of claim .......................................       876,500        - 0 -
  Issuance of shares pursuant to court order ...................................       825,000        - 0 -
  Conversion of preferred stock to common ......................................       205,950        - 0 -
  Rescission of shares of deferred compensation ................................    14,205,583        - 0 -
  Rescission of shares issued in contemplation of treasury
    stock acquisition ..........................................................     2,000,000        - 0 -

Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
    Interest ...................................................................   $   184,763    $   68,251
    Income taxes ...............................................................        - 0 -         - 0 -


           The accompanying notes to consolidated financial statemnts are an integral part of these statements.

                        COMCENTRAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1994

     (1) Summary of Significant Accounting Policies:

     The following is a summary of the more significant accounting policies and practices of ComCentral Corp. and its subsidiaries which affect the accompanying consolidated financial statements:

     (a) Organization and Operations--ComCentral Corp. and its subsidiaries (the Company) operate in a single industry, marketing and reselling operator assisted long distance telephone services. The Company commenced operations in 1989.

     (b) Basis of Consolidation--The consolidated financial statements include the accounts of ComCentral Corp. and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements are based on the assumption that ComCentral and National were combined for the nine months ended September 30, 1993.

     (c) Cash and Cash Equivalents--For the purpose of reporting cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

     (d) Marketable Equity Securities--Marketable equity securities includes the Company's investment in common stock of Teltronics recorded at fair market value. Classification as current or non-current is based on the Company's intent to hold or sell the securities within one year.

     (e) Property and Equipment--Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 10 years. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred. Accumulated depreciation on property and equipment not under capital leases was $1,403,547 at December 31, 1994.

     The Company leases certain telephone switching and computer equipment under capital leases. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or useful lives of the assets. Depreciation is computed using the straight-line method over five to seven years. Depreciation of assets under capital leases is included in depreciation expense. Accumulated depreciation on assets under capital leases was $981,311 at December 31, 1994.

     Property and equipment includes $120,000 of telephone equipment inventory and excess switch capacity for resale, settlement of debt obligations, or to be used in future installations.

     (f) Intangible Assets and Amortization--Intangible assets and amortization expense include the following items:

     (i) Goodwill--Goodwill represents the excess of cost over fair market value of net assets acquired from a subsidiary during 1990. Amortization is computed using the

                       COMCENTRAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               December 31, 1994


(1)      Summary of Significant Accounting Policies (continued):

                  straight-line method over five to six years. The Company re-evaluates goodwill each year based on factors including forecasted income, resale value, and cash flows and has revised its intangibles to reflect the sale of ComCentral, Inc. (See Note 14).

                        (ii) Other Intangible  Assets--These  intangible  assets
                  consist of state certification fees. The assets are capitalized at cost and amortized using the straight-line method over five years. The Company re-evaluates all intangibles each year based on factors including forecasted revenues from the states involved and resale value.

                        (iii) Investment in Customer Accounts--Investment in customer accounts consists of certain customer account contracts acquired. These assets are capitalized at cost and amortized using the straight-line method over five years. The Company re-evaluates this investment each year based on factors including forecasted revenue stream from the contracts and resale value for the contracts.

      Amortization expense charged to operations was $291,752 and $226,846 for the years ended December 31, 1994 and 1993, respectively.

     (g) Revenue Recognition--Revenues are recognized in the period when the customer places the related call, net of unverifiable calls and rejects based on historical estimates.

     (h) Factoring of Accounts Receivable--In the normal course of business, the Company sells its trade accounts receivable with recourse to its billing processor at its collectible value under factoring agreements. The Company pays a financing fee to the billing processor during the collection period at prime rate plus 2%. The Company is also charged for any amounts not collectible by the billing processor. The Company's loss experience with uncollectible amounts on factored receivables has not been significant. Accordingly, no provision has been made for future losses that may result under the recourse arrangement. The Company sold $3,921,974 and $1,791,281 of accounts receivable for the years ended December 31, 1994 and 1993, respectively. The factored and uncollected accounts receivable balance with right of recourse was $120,829 at December 31, 1994.

     (i) Loss Per Common Share--Net loss per common share is computed based on the weighted average number of shares outstanding plus the weighted average of 19,333 shares issued in connection with the National acquisition assuming the shares were issued as National purchased assets from its inception (August 17, 1992) to September 30, 1993, as described in Note 2. Net loss per common share has been adjusted for cumulative dividend requirements on the convertible preferred stock. Fully diluted loss per share data are not presented because they are either anti-dilutive or not materially dilutive. See Note 15 regarding the effect of reverse stock splits occurring subsequent to the balance sheet date.

     (j) Inventory--Inventory consists of textiles that can be used for various upholstery purposes. It is valued at the lower of cost (first-in, first-out) or market.

 (2)    Business Combinations:

     Business Acquisition of National--On September 30, 1993, the Company exchanged 96,000 shares of its common stock and $1,022,965 in cash (which was derived from the proceeds of an additional 20,000 shares issued) for substantially all of the assets of National Communications of Sarasota, Inc. (National) in a business combination accounted for similar to a pooling of interests because the Company and National are considered under common control (see Notes 7 and 13). National's principal assets included 24,000 shares of common stock of Teltronics, Inc., contractual rights to buy certain telecommunication equipment and customer accounts of Southnet Corporation (Southnet) which was also consummated on September 30, 1993, and certain equipment originally purchased from American Telecommunications Corp. (American). This transaction included the Company's assumption of approximately $79,990 in equipment capital lease obligations and operating leases of office space from Southnet.

     The assets and liabilities acquired from National have been recorded at the historical cost of the respective entities. The difference between the recorded cost of the assets acquired less liabilities assumed and the value of the 96,000 shares issued and cash paid ($922,965) has been recorded as a return of capital ($583,405) to National in the accompanying consolidated financial statements. An additional capital distribution of $120,000 was recorded in 1994 arising from disputes with National which is part of $122,000 total. See Statement of Stockholders' equity.

     The operations of the Company were temporarily managed by Southnet under a telecommunications service agreement dated August 10, 1992 (see Note 7).
Effective October 1, 1993, the telecommunications service agreement was terminated and the Company has taken over the combined operations of ComCentral Corp. and Southnet.

     National continues in existence subsequent to September 30, 1993, as a shareholder of the Company. The assets of National not related to the transaction with the Company have not been reflected in these financial statements.

     Summarized results of operations of the separate companies for the period January 1, 1993, through September 30, 1993, the date of acquisition, are as follows:

                                    ComCentral        National
                                   (Unaudited)       (Unaudited)

Sales                            $     2,148,597     $         -

Net loss                               (530,352)       (356,979)


     Prior to September 30, 1993, the Company loaned $150,000 to National, that loaned the $150,000 to Southnet. This amount has been included as consideration between the companies in the accompanying financial statements.

      (3) Long-Term Debt:

      Long-term debt consists of the following:

                                                                               December 31,
                                                                                   1994

8% note payable to individual, collateralized by stock of ComCentral, Inc.
 (a subsidiary), principal and interest due on demand                           $   28,192

Convertible subordinated note payable to a corporation, interest at 8%,
 currently in default                                                              150,000

Notes payable to various individuals and corporations, principal and interest
 at 10%, currently in default                                                      700,000

Notes payable to a corporation, payments of $5,000 plus interest at 8% due
 monthly, currently in default                                                      45,000

Capital lease payable to a corporation, currently in default                        23,706

Nonrecourse note payable to a corporation, collateralized by media
  credits, due December, 1995                                                      400,000

8% note payable to a corporation, collateralized by inventory due
  in monthly installments of $15,000 beginning June, 1995                           75,000

Capital lease payable to a corporation, currently in default                         5,012

Other interest bearing obligations, converted from trade creditors, secured by cash, equipment, receivables and intangibles owned by
ComCentral, Inc. (a subsidiary)                                                    144,360
        Total long-term debt                                                     1,571,270
        Less:  Current portion                                                   1,571,270

        Long-term debt, less current portion                                           -0-
                                                                                ==========


     The Company is currently negotiating repayment terms on all defaulted obligations. The convertible subordinated note payable is to be paid with common shares as the Company settles with the note holder.

     Certain debt agreements contain dividend, capital structure and other restrictions that are in effect as long as the debt is outstanding.

            Maturities on long-term debt as of December 31, 1994, for the next five years are as follows:

                     Related
Year Ending          Parties
December 31,        (Note 7)               Other              Total
---------------  -------------------    -------------    ----------
    1995          $     159,268     $   1,571,270      $   1,730,538
    1996                    -                 -                  -
    1997                    -                 -                  -
    1998                    -                 -                  -
    1999                    -                 -                  -
                    -------------     -------------      ---------

                 $     159,268     $   1,571,270      $   1,760,538
                 =============     =============      =============

     The minimum future lease payments under the capital leases (included in long-term debt) as of December 31, 1994, for each of the next five years and in the aggregate are as follows:

          Year Ending
          December 31,                                  Amount
          --------------   -------------------------------------
              1995                                     $   28,718
              1996                                          - 0 -
              1997                                          - 0 -
              1998                                          - 0 -
              1999                                          - 0 -
          Thereafter                                        - 0 -
                                                   ---------------
          Total minimum lease payments                     28,718
          Less: Amount representing interest                - 0 -
                                                   ---------------
          Present value of minimum lease
           payments                                   $    28,718
                                                     =============

     The Company leases office space under two non-cancelable operating leases. Minimum future rental payments under these operating leases as of December 31, 1994, for each of the next five years and in the aggregate are as follows:

           Year Ending
           December 31,                                  Amount
         --------------   -------------------------------------
              1995                                $      29,136
              1996                                            -
              1997                                            -
              1998                                            -
              1999                                            -
          Thereafter                                          -

          Total minimum lease payments             $      29,136
                                                    =============

     Rent expense under this and other operating leases was $122,598 and $91,430 for the years ended December 31, 1994 and 1993, respectively.

      (4) Marketable Equity Securities:

     On September 30, 1993, the Company acquired 24,000 shares of Teltronics common stock from National in a transaction described in Note 2. The 24,000 shares were originally recorded at National's historical cost because the Company and National are under common control.

     At December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," issued May 1993. The Statement requires recording marketable equity securities classified as available-for-sale securities at fair market value. The net unrealized holding gains and losses are reported as a separate component of shareholders' equity until realized. Accordingly, the Company changed its method of accounting to record marketable equity securities at fair market value and increased its marketable equity securities by $281,250 at December 31, 1993. This change had no effect on net loss or accumulated deficit for 1993.

     (5) Concentrations of Credit Risk:

     Significant concentrations of credit risk for all financial instruments owned by the Company are as follows:

     (a) Demand Deposits--The Company has demand deposits with local banks of $6,361 and $31,164 at December 31, 1994 and 1993, respectively. The Company has no policy requiring collateral or other security to support its deposits, although all demand deposits with banks are federally insured up to $100,000 by the FDIC.

     (b) Accounts Receivables--The Company's accounts receivable are comprised of amounts due from regional and national long distance telephone companies. The Company has no policy requiring collateral or other security to support its accounts receivable. The Company has contract agreements with each customer. The Company also factors trade accounts receivable with its billing processor with right of recourse under factoring agreements. The factored and uncollected accounts receivable balance with right of recourse is $158,107 and $463,702 at December 31, 1994 and 1993, respectively.

     (6) Income Taxes:

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," issued in February 1992. The Statement requires a change from the deferred method to the asset and liability method of accounting for income taxes. The Statement also requires the recognition of net operating loss carryforwards to be a component of the income tax provision rather than an extraordinary item. There was no effect from this accounting change on the Company's net loss or accumulated deficit for 1993.

     The Company and its subsidiary have an unused operating loss carryforward of approximately $2,257,000 at December 31, 1994, which may be applied against future taxable income expiring in years through 2006, subject to certain IRS limitations as follows:

             Year of                Year of
              loss                 expiration              Amount
        --------------------     -----------------     ---------------
              1989                   2004            $           5,000
              1990                   2005                      100,000
              1991                   2006                      190,000
              1992                   2007                      722,000
              1993                   2008                    1,000,000
              1994                   2009                      240,000
                                                     -----------------

                                                     $       2,257,000

     At December 31, 1994, a deferred tax asset has not been recorded due to the uncertainty as to whether or not the Company will be able to generate income to use the net operating loss carryforwards.

     (7) Related Party Transactions:

     The Company is considered related by common ownership and/or common control with the following parties: Teltronics, Inc.; Norman R. Dobiesz; Marvin O. Webb; Carl Smith; Whitfield Capital of Sarasota, Inc.; International Petroleum Corp.; Envirosure Management Corp., Inc.; Britusa Management Corporation, Inc.; American Telecommunications Corp.; ATC, Inc.; H & N Management Co., Inc.;
National Communications of Sarasota, Inc.; Southnet Corporation; TampaBay Financial, Inc.; Aire-Wrap Systems International, Inc.; Nevada Communications Corp.; and KL Communications Corp., Inc. All significant transactions with these parties are summarized and disclosed below:

     Long-term debt with related parties consist of the following:

                                                                  December 31,
                                                                      1994

       10% judgement payable to Marvin O. Webb                   $   159,268

       Less: Current portion                                         159,268

       Long-term debt with related parties, less current portion $    - 0 -
                                                                 ==============

     Interest expense on debt to related parties was $15,383 and $8,412 for the years ended December 31, 1994 and 1993, respectively.

     In November and December  1993,  the Company  issued  24,080  shares of its
common  stock  to  Teltronics  in   satisfaction   of  $851,438  of  outstanding
intercompany debt. The shares were valued at $1,204,000 and a capital distribution of $352,562 was recorded.


     Effective December 31, 1993, the Company agreed to issue 40,000 unregistered shares of its common stock to an unrelated third party in exchange for various notes receivable totaling $1,820,000 which were to be acquired from Teltronics. The notes receivable are secured by 48,533 shares of ComCentral common stock. The 40,000 shares were to be sold by the third party, the proceeds of which were to be paid to Teltronics. Since the third party was unable to sell the 40,000 shares they were returned to the Company and the notes were returned to Teltronics. This transaction, in substance, was considered to be an acquisition of treasury stock since the notes receivable are deemed to be uncollectible. The Company originally recorded the value associated with the shares issued of $2,000,000 as a charge to accumulated deficit and the rescission was adjusted as a credit to accumulated deficit.

     During 1992, the Company paid $600,000 to International Petroleum under a consulting agreement for acquisition services which is classified as management fee expense in 1992. International Petroleum has agreed to repay the $600,000 and has given a note receivable to the Company. No value has been assigned to the note in the accompanying consolidated financial statements due to uncertainties regarding its collectability. If any amounts are ultimately received from International Petroleum, the Company will record the amount as a capital contribution.

     On August 10, 1992, the Company entered into an agreement with Southnet whereby Southnet agreed to provide telecommunication services to the Company's customers for a period up to three years. The Company agreed to pay Southnet an amount equal to one-third of the gross billings from the Company's customers. Southnet is responsible for all costs of servicing the Company's customers. For the year ended December 31, 1994 and 1993, the Company recorded $150,000 and $447,300 in expense under this agreement. In addition to paying its obligation to Southnet, the Company also made advances to and paid liabilities on behalf of Southnet during 1992 and 1993. The net amount due the Company at December 31, 1993 and 1994, under the foregoing transactions was $1,200,553. Although the Company is pursuing collection of these advances to and payments on behalf of Southnet, the Company expensed $146,833 and $926,848 as bad debts to related parties in 1994 and 1993, respectively, since collection was not certain.

     The Company charged operations  $183,750 in 1994 for 7,000 shares of common
stock  issued  to   International   Petroleum  in  connection   with  the  asset
acquisitions described in Note 2 in 1993.

     In November 1993, the Company issued 6,280 shares of its common stock to three officers of the Company for future services. The Company recorded $225,000 and $59,000 of expense in 1994 and 1993 under this arrangement.

     In April, 1993, the Company purchased $428,537 of telephone switching equipment from Teltronics.

     In November 1993, the Company issued common stock for future services to the following entities: International Petroleum 14,000 shares; National Communications 10,000 shares; Nevada Communications 10,000 shares; and KNS Enterprises, Inc., an unrelated company, 13,720 shares under agreements described below:

            International Petroleum--Effective January 1, 1993, the Company entered into a ten-year consulting and acquisition services agreement with International Petroleum. The agreement requires the Company to pay 3% of the Company's gross revenues not to exceed $450,000 annually. This agreement could be terminated by International Petroleum for any reason upon 90 days notice. The Company could cancel the agreement upon 90 days notice and payment of a three-year unspecified lump sum settlement, purchase of any stock warrants or options of International Petroleum, and reimbursement of all expenses and fees owed to International Petroleum at the time of cancellation.

            The Company issued 14,000 shares of common stock in 1993 under this agreement and recorded $558,750 as stock issued for future services. The Company expensed $313,417 under this arrangement in 1994. In addition, the Company paid $144,000 in cash to International Petroleum during 1993 and recorded $40,765 in prepaid fees and expensed $103,235 under this agreement in 1993. After terminating its relationship with Norman R. Dobiesz and International Petroleum, the Company rescinded this agreement including all remaining shares.

            National Communications--Effective November 1, 1993, the Company entered into a consulting and acquisition services agreement with National Communications. Under this agreement, the Company issued National 10,000 shares of common stock. This agreement could have been terminated by National for any reason upon 45 days notice in 1993. The Company recorded $500,000 for the 10,000 shares as stock issued for future services. National originally represented to the Company that it was negotiating with numerous acquisition targets expected to materialize over the next two years, however, no such candidates were ever presented to the Company. National was to have earned 5% of the purchase price which would have been capitalized by the Company as part of any such acquisitions. The Company terminated its relationship with Norman R. Dobiesz and National Communications of Sarasota, Inc., rescinded all shares, and canceled the related stock issued for future services.

            KNS Enterprises, Inc.--Effective November 1, 1993, the Company entered into a consulting and acquisition services agreement with KNS Enterprises, Inc. (KNS). The Company issued KNS 13,720 shares of common stock in escrow. The shares and/or any proceeds therefrom were to be released at the direction of the Company as services were performed by KNS. This agreement could be terminated by KNS for any reason upon 45 days notice. In 1994 the Company recorded $686,000 for the 13,720 shares as stock issued for future services. KNS was to negotiate the acquisition of customer contracts on behalf of the Company. KNS was entitled to 15% of the first year revenue of contracts it negotiated. The Company was to capitalize fees associated with business acquisitions and expense amounts associated with sales contracts. The Company expected all amounts to be earned over approximately three years. KNS terminated its relationship with the Company in 1994 and all shares were rescinded and the $686,000 stock issued for future services was cancelled.

            Nevada Communications--Effective November 1, 1993, the Company entered into a two-year consulting and traffic management services agreement with Nevada Communications to begin January 1, 1994. Nevada Communications was to provide marketing services on behalf of the Company to the health care industry. The Company issued 10,000 shares of its common stock which was recorded as $500,000 in 1993 as stock issued for future services. The Company was to amortize this amount over a two-year period beginning January 1, 1994. The Company terminated its relationship with Norman R. Dobiesz and Nevada Communications and rescinded the agreement, and the $500,000 worth of stock issued for future services was cancelled.

            Effective  July  23,  1993,  the  Company  entered  into a  ten-year agreement with Nevada Communications to acquire long distance telecommunications service contracts. Nevada Communications is 100% owned by Stuart Lopata, a member of the Company's board of directors, and specializes in marketing telecommunications services to hotels, hospitals and travel agencies. Under the agreement, the Company issued, in escrow, 240,000 shares to Nevada Communications. The shares were to be released contingent upon the ability of the contracts to generate $12,000,000 or more in annual revenues or meet other criteria to be established at the discretion of the board of directors of ComCentral Corp. The contract also provided for a brokerage fee of 24,000 shares to International Petroleum, Inc., as payment of a commission to Nevada Communications, an exclusive agency for Nevada Communications to represent the Company in the state of Nevada, and a non-competition agreement between both parties. As of December 31, 1993, the Company recorded $12,000,000 as stock issued for future services and no expense was recorded under this contract. The Company capitalized $120,000 of contracts and cancelled the remaining 237,600 shares under this agreement.

            The Company acquired $876,500 from ATC as a recovery of amounts previously written off in 1992. This recovery has been recorded as additional paid-in capital since ATC is a related party (See Note 11).


 (8) Convertible Cumulative Preferred Stock:

     Series A--The Company authorized 500,000 shares of preferred stock and issued 250,000 shares of its Series A, non-voting preferred stock to Teltronics. The preferred stock is entitled to a preference in the amount of $1.00 per share in the event of the liquidation or dissolution of the Company and bears cumulative dividends at an annual rate of 10%. Dividends in arrears on the Series A 10% cumulative preferred stock totaled approximately $85,417 and $60,417 at December 31, 1994 and 1993, respectively. No dividends on Series A preferred stock have been paid. The preferred stock is convertible at the option of the holder into common stock at a conversion price equal to the fair market value of the common stock based on an average bid price for the ten day period prior to conversion.

     Series B--During 1992, the Company established a Series B convertible preferred stock, $1.00 par value, 10% cumulative annual dividends, and reserved 180,000 shares of the Company's single class of authorized preferred stock for issuance of the shares. The Company sold, pursuant to a private placement memorandum dated May 7, 1992, 101,000 shares of its Series B stock and 252,500 Class B common stock purchase warrants.

     The Series B preferred stock is convertible, at any time after twelve months from the date of issuance, into five shares of the Company's common stock. Upon liquidation of the Company, holders of outstanding Series B preferred stock are entitled to a liquidation preference in the amount of $12.50 per share, plus all accrued but unpaid dividends, however, the rights of the Series B stock are junior to the rights of the Series A preferred stock. The Series B preferred stock is redeemable by the Company at a price equal to 110% of the liquidation preference.

     Each warrant sold as part of the Units is exercisable into one share of common stock at an exercise price of $2.50, during the period beginning six months following the date of the private placement memorandum, and expiring two and one-half years thereafter (see Note 9).

(9) Commitments and Contingencies:

     No cash dividends have been paid on Series B preferred stock in 1994 and 1993, although $171,700 of dividends were paid in common stock as part of the conversion of 68,500 shares of Series B preferred stock into common. Dividends in arrears on the Series B stock were $81,250 and $126,250 at December 31, 1994 and 1993, respectively. The Company can pay earned and accrued dividends in cash or common stock.

     The Company is a litigant in several lawsuits resulting from the poor financial condition of the Company and its subsidiaries. The potential exposure from litigation at December 31, 1994 has not been estimated because certain cases have unspecified damages. Management believes that the outcome of any of the actions against the Company will not have a material impact on its financial position or results of operations. The financial statements have not been adjusted to reflect the outcome of these contingencies.

     The Company entered into a five-year consulting and non-competition agreement with TampaBay Financial, Inc., a company owned by former shareholders of the Company and current shareholders of Teltronics, effective January 1, 1992. The agreement calls for monthly payments of the lesser of $30,000 or 20% of the Company's monthly pre-tax income for the succeeding month. The Company can increase the monthly payment to 25% of its monthly pre-tax income at its sole discretion. Monthly payments are to be made until the $1,800,000 future contingent liability has been paid under this agreement. If the corporation fails to perform obligations under this agreement, the agreement can be terminated by the Company for $200,000 to be paid in 40 equal monthly payments beginning on the date of termination.

     Effective March 31, 1992, the Company and TampaBay Financial amended the terms of the consulting and non-competition agreement described above. The payments required to be made by the Company under the terms of the agreement were reduced to the lesser of $15,000 per month or 10% of monthly pre-tax income rather than the lesser of $30,000 or 20% of monthly pre-tax income. Monthly payments are still to be made to TampaBay Financial until $1,800,000 has been paid under this agreement. No amounts have been accrued under this agreement due to operating losses incurred by the Company.

     The Company reached a settlement with a shareholder in a suit over the Company's failure to instruct its transfer agent to remove a restrictive Regulation S legend from certain shares. As part of the settlement, the Company issued an additional 1,650,000 shares to the shareholder. If the shareholder is unable to sell or redeem the shares for $275,000 by June 1, 1995, then the Company is subject to penalties, including a $375,000 judgement being entered against it, or the issuance of additional shares. There can be no assurance as to the outcome of this contingency.

     The Company has issued warrants to purchase common and preferred stock to various individuals and organizations at various times for various purposes. There were 719,494 warrants outstanding at December 31, 1994. Of that total, 494,494 were exercisable at prices ranging from $6.00 to $62.50. The Company is reviewing the terms and conditions of all its warrants.

     Additionally, the Company is either a defendant or codefendant in two other lawsuits. The claims specified in these actions total approximately $650,000 and the amounts are included in the liabilities of the Company at December 31, 1994.

     The Company acquired certain telecommunications equipment and customer accounts from Southnet Corporation (Southnet) through National Communications of Sarasota, Inc. (National) as described in Note 2. Southnet is the defendant in a lawsuit by a shareholder seeking the rescission of certain board actions including the sale of the Company's assets to National. The Company disputes the allegations, however, outside counsel for the Company has advised that only limited discovery has been conducted and they cannot offer an opinion as to the probable outcome or potential liability to the Company.

     The Company has employment contracts with one officer effective January 1, 1993, for three years. This contract has a total base salary of $60,000 in 1994 and has a provision to increase up to $70,000 over the contract terms.

     The Company acquired the assets and operations of Southnet Corporation (see
Note 2) which included continuing business relationships of Southnet's former customers and vendors. The Company did not assume any liabilities of Southnet at September 30, 1993 (the acquisition date), however, the Company paid approximately $1,400,000 to former Southnet customers and vendors to continue these business relationships. The Company may have to satisfy additional Southnet liabilities in the future. The Company is unable to estimate its potential liability for this uncertainty and, therefore, no provision for this uncertainty has been recorded in the accompanying financial statements at December 31, 1994. The Company does not believe this uncertainty will have an additional material adverse affect on the Company in subsequent periods.

     During 1993, the Company issued 64,000 shares to officers and consultants under Form S-8. Approximately 30,000 shares of this stock were subsequently sold to third party investors. The Securities and Exchange Commission instructed the Company to de-register the remaining shares in the name of corporate entities, which it did, and the Company also rescinded all of the remaining shares. Management of the Company does not believe the resolution will have a material adverse effect on the Company.

     In 1992, the Company entered into a telecommunications services agreement with a telecommunications marketing company, Telecom America. The agreement calls for the marketing company to provide $4,000,000 of call traffic annually over a five-year period in exchange for 6,640 shares of the Company's common stock plus normal marketing charges. The stock was placed in escrow and is to be released annually in the event the annual revenue targets are met. If the revenue targets are not met, a pro rata share of the stock will be released for the percentage of the five-year target met. National transferred 2,000 shares of its ComCentral stock to Telecom America under this agreement on behalf of the Company. The Company recorded this reduction of its liability to Telecom America as a capital contribution by National to the Company of $100,000, the fair market value of the stock issued to Telecom America. The Company expensed $57,000 and $34,000 under this arrangement for the years ended December 31, 1994 and 1993, respectively.

(10)     Major Customers:

     For the year ended December 31, 1994, net sales to two major customers were approximately $514,986 and $243,385, which were 11% and 5%, respectively, of total sales. For the year ended December 31, 1993, net sales to three major customers were approximately $1,436,000, $580,000 and $418,000, which was 42%, 17% and 12%, respectively, of total sales.

(11)     Media Credits:

            Media credits consist of prepaid broadcast and print media due bills acquired from both the issuance of stock and the settlement of claims from a related party.
                                                                      Carrying
   Name                Description          Face Value    Discount      Value
American Independent
  Network                Television         $3,400,000   $1,684,356   $1,715,644
La Suerte                Newspaper           1,400,000    1,050,000      350,000
La Informacion           Newspaper           1,800,000    1,350,000      450,000
Head Office              Print Advertising   1,350,000    1,012,500      337,500
Hayden, Ives             Radio &
  & Neal                 Production            250,000      187,500       62,500
Allnight at the Movies   Television            125,000       93,750       31,250
Access America           Television            125,000       93,750       31,250
Krypton                  Television            125,000       93,750       31,250
                                            ----------   ----------   ----------

                                            $8,575,000   $5,565,606   $3,009,394
                                            ==========   ==========   ==========

     The Company's basis in media credits acquired from settlement of a claim against a related party (ATC) is the historical cost basis of the media credits, adjusted for estimated net realizable value. Media credits acquired with stock are valued at the estimated value of the stock issued, which has also been adjusted to estimated net realizable value. Discounts reflect the cost of fees for the use of the credits, restrictions on the use of credits, restrictions of marketability, and costs to engage media consultants in the management or trade of the media credits. These credits expire in various years from 1996 to 2003.

     Although the credits can be used by the Company, the Company has no plans to use the credits since its marketing plan involves selling the telecommunications products of larger well advertised companies. However, the Company plans to sell and barter the credits for other products it can sell. In addition, it has entered into negotiations to settle certain obligations of the Company and may use the credits to invest in or acquire other companies.

      (12) Going Concern:

     The  accompanying  consolidated  financial  statements  have been  prepared assuming  the  Company  will  continue  as a  going  concern.  As  shown  in the accompanying consolidated financial statements the Company has incurred substantial operating losses in recent years and as of December 31, 1994, current liabilities significantly exceed current assets.

     In addition, the Company will be unable to raise capital in a public offering of its securities due to the need to obtain reissued audit reports for its 1992 and 1993 financial statements. In addition, the poor financial condition of the Company has inhibited its ability to attract profitable acquisition candidates. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has significantly reduced operating expenses and has terminated unprofitable activities through the disposition of its subsidiary, ComCentral, Inc. This will save time and resources which the Company is now devoting to more promising activities, by removing approximately $1.5 million of liabilities from the Company's books. The Company is endeavoring to generate sufficient cash flow to cover operating expenses, to meet its obligations and to generate revenues for expansion as set forth below:

     1. The Company has changed its marketing approach to using agents, which is less costly since agents are paid strictly on the basis of gross profits generated. It has expanded its product offering which increases the revenue and profit potential of each sale. It has expanded to a national scope in its product offering, whereas in the past it was regional in nature.

     2. The Company will sell and barter its media credits to obtain items for resale. The Company believes it can settle up to $700,000 of the Company's obligations by bartering media credits.

     3. The Company will continue attempts to settle obligations by issuing common stock.

     4. The Company will pursue additional merger opportunities in and out of the telecommunications business. Because of the financial condition of the Company, it is more likely that any acquisitions will be startup ventures, which are more risky than established ventures.

     5. The Company intends to pursue real estate operations to produce increased cash flow from the collection of rents. The Company plans to become engaged in the acquisition and development of real estate for sale as well as for capital appreciation.

     There is no assurance that the above objectives will be accomplished.

      (13) Significant Fourth Quarter Adjustments:

     The Company revalued the $243,750 of Teltronics, Inc. common stock to zero due to declines in the value of Teltronics and the refusal of Norman R. Dobiesz, who held the securities, to return them when requested. $120,000 of this amount was treated as a capital distribution offsetting capital contributions previously recorded from the repayment of $120,000 owed by International Petroleum in 1993. The remaining $123,750 was, recorded as a loss on disposition of the securities. The Company is currently in negotiations with certain creditors who intend to take an assignment of the International Petroleum note and pursue collection efforts. No assurance can be made of the outcome of these negotiations.

     The Company also recorded a loss of $432,500 from an aborted stock offering. Although the Company believed a portion of the money was recoverable from J. Gregory & Company, its underwriter, it concluded from inquiries that J. Gregory & Company was unable to repay the amounts and wrote the entire amount off.

     The Company recorded as a capital contribution $876,500 recovered from American Telecommunications by the receipt of assets from American's parent company.

     The Company rescinded $14,207,583 of shares issued for future services, as part of the termination of its relationship with Norman R. Dobiesz and others related to Dobiesz. (See Note 7, "Related Party Transactions"). The following shares were rescinded:

                                                        Number of
                                                          Shares          Amount
           International Petroleum                        9,860      $   493,000
           National Communications of
             Sarasota                                    16,972          848,583
           KNS Consulting                                13,720          686,000
           Nevada Communications                        243,600       12,180,000
                                                    -----------      -----------

                                                        284,152      $14,207,583
                                                    ===========      ===========

     The Company wrote down $998,900 of assets held by it and its subsidiary ComCentral Inc. resulting from the determination to sell ComCentral Inc. for the face value of its liabilities in the first quarter of 1995.

(14)        Subsequent Events:

     (a) Business Acquisition of International Teledata, Inc. - - On January 6, 1995, the Company exchanged 4,000,000 shares of its common stock and a note payable of $1,000,000 to International Teledata, Inc. ("ITD") an unaffiliated Tampa, Florida based long distance telecommunication marketing company in a transaction accounted for as a purchase. It also agreed to issue up to 1,000,000 shares to certain beneficial owners of International Teledata, Inc. in exchange for services. ITD subsequently has appointed two directors to the Company's Board of Directors.

     The assets and liabilities acquired from International Teledata have been recorded at the value of the stock issued and note less a discount for declines in the value of the stock issued.

     Summarized results of operations of the Company, assuming the Combination had occurred on January 1, 1993 are as follows:

                                                    Year ended December 31,
                                                 1994                    1993
                                             (unaudited)             (unaudited)

Sales                                       $ 4,935,686             $ 3,653,867

Net loss                                    $(3,028,877)            $(2,157,119)

     (b) Disposition of ComCentral Inc. - - During the first quarter of 1995, the Company disposed of its wholly owned subsidiary, ComCentral Inc. The transaction was recorded without gain or loss as the purchase price consisted of the assumption of liabilities and the Company's basis in its assets had been written down to the amount of the liabilities during 1994. However, the Company has recorded the judgements obtained by Marvin O. Webb and Data and Electronic Services since they were both against the Company and ComCentral Inc.

     The Company will continue in the business of marketing long distance through its subsidiaries Fair Share Communications Inc. and International
Teledata Inc. as well as marketing other media and communications products through ComCentral Acquisitions, Inc.

     The Company has not treated the disposition of ComCentral Inc. as a discontinued operation since the Company is continuing in the long distance telecommunications business market, which has been the Company's business since inception.

     If these transactions occurred effective January 1, 1994, the December 31, 1994 financial position and results of operations would have been as follows:

                        Total Assets        $ 3,372,769
                        Total Liabilities     2,300,016
                        Sales                   309,921
                        Net Loss            $(2,530,788)

(15)        Reverse Stock Splits:

     On February 17, 1995, a 10 to 1 reverse stock split was approved. On May 17, 1995, a 15 to 1 reverse stock split was approved, accompanied by a change in par value from $.50 to no par. As a result of the change to no-par common stock, $9,224,840 of additional paid-in capital was reclassified as common stock. The financial statements have been adjusted to reflect these changes as if they had occurred at the beginning of each period presented.